Form 10-K
period 2007-12-31
First National Master Note Trust; FIRST NATIONAL FUNDING LLC
filed 2008-03-31
CIK 1396730, 1171040

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For fiscal year ended December 31, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from        to

             Commission File Number of Issuing Entity: 333-140273-01

                        FIRST NATIONAL MASTER NOTE TRUST
           (Exact name of Issuing Entity as specified in its charter)


                 Commission File Number of Depositor: 333-140273

                           FIRST NATIONAL FUNDING LLC
              (Exact name of Depositor as specified in its charter)

                          FIRST NATIONAL BANK OF OMAHA
              (Exact name of Sponsor as specified in its charter)


                 Nebraska                                  Not Applicable
---------------------------------------------      -----------------------------
(State or other jurisdiction of incorporation      (IRS Employer Identification
      or organization of Issuing Entity)                No. of Issuing Entity)


         1620 Dodge Street, Stop Code 3395, Omaha, Nebraska      68197-3198
    ------------------------------------------------------------------------
     (Address of principal executive offices of Issuing Entity)  (Zip Code)

                                 (402) 341-0500
             -------------------------------------------------------
            (Issuing Entity's telephone number, including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                                      None

                               Title of Each Class

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [ ] NO [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. YES [ ] NO [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

     Large accelerated filer   [ ]        Accelerated filer   [ ]

     Non-accelerated filer   [X]          Smaller reporting company   [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

     Registrant does not have any voting or non-voting common equity held by non-affiliates as of the date of this report, has not been involved in bankruptcy proceedings during the past five years and is not a corporate registrant.

DOCUMENTS INCORPORATED BY REFERENCE

     No documents have been incorporated by reference into this Form 10-K.

                                     PART I

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:
(A)   ITEM 1:  BUSINESS
(B)   ITEM 1A: RISK FACTORS
(C)   ITEM 2:  PROPERTIES
(D)   ITEM 3:  LEGAL PROCEEDINGS
(E)   ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


ITEM 1B. UNRESOLVED STAFF COMMENTS.
         Not Applicable.

                                     PART II

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:
(F)   ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
               MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(G)   ITEM 6:  SELECTED FINANCIAL DATA
(H):  ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATION
(I)   ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(J)   ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
(K)   ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE
(L)   ITEM 9A: CONTROLS AND PROCEDURES


ITEM 9A (T).  CONTROLS AND PROCEDURES.
      Not Applicable.

ITEM 9B.  OTHER INFORMATION.
      None.

                                    PART III

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:
(M)   ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
(N)   ITEM 11: EXECUTIVE COMPENSATION
(O)   ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
               AND RELATED STOCKHOLDER MATTERS

(P)   ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
               INDEPENDENCE
(Q)   ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

                                     PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

      a)   Listed below are the documents filed as part of this report:

           1) Financial Statements. None. In accordance with General Instruction J to Form 10-K, the Financial Statements required by Item 8 of Form 10-K have been omitted.

           2) Financial Schedules. None. In accordance with General Instruction J to Form 10-K, any Financial Schedules required by Item 8 of Form 10-K have been omitted.

           3)    Exhibits. See Item 15(b) below.

      b) The exhibits listed on the Exhibit Index are filed as part of, or incorporated by reference into, this report on Form 10-K.

      c)   See Item 15(a) above.

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

ITEM 1112(b) OF REGULATION AB. SIGNIFICANT OBLIGORS OF POOL ASSETS (FINANCIAL INFORMATION).

      Not applicable.

ITEM 1114(b)(2) OF REGULATION AB. CREDIT ENHANCEMENT AND OTHER SUPPORT, EXCEPT FOR CERTAIN DERIVATIVES INSTRUMENTS (FINANCIAL INFORMATION REGARDING SIGNIFICANT ENHANCEMENT PROVIDERS).

      Not applicable.

ITEM 1115(b) OF REGULATION AB. CERTAIN DERIVATIVES INSTRUMENTS (FINANCIAL INFORMATION).

      Not applicable.

ITEM 1117 OF REGULATION AB.  LEGAL PROCEEDINGS.

In re: Payment Card Fee and Merchant Discount Antitrust Litigation

Beginning in June 2005, several retail merchants filed lawsuits in federal courts, claiming to represent a class of similarly situated merchants, and alleging that MasterCard and VISA USA, together with their members, including First National Bank of Omaha ("FNBO"), conspired to charge retailers excessive interchange in violation of federal antitrust laws. In October 2005, these suits were consolidated in In re: Payment Card Fee and Merchant Discount Antitrust Litigation, currently pending in the United States District Court for the Eastern District of New York. The plaintiffs seek unspecified treble damages, injunctive relief, attorneys' fees and costs.

On April 24, 2006, plaintiffs filed a first consolidated and amended complaint, naming FNBO and others as defendants. The plaintiffs realleged the claims in their original complaints and further claimed that defendants violated federal and California antitrust laws by combining to impose certain fees and to adopt rules and practices of VISA USA and MasterCard that the plaintiffs contend constitute unlawful restraints of trade. In July 2007, FNBO and its parent company entered into judgment and loss sharing agreements (the sharing agreements) with VISA USA and certain financial institutions to apportion financial responsibilities arising from any potential adverse judgment or settlement. FNBO denies all material allegations.

On January 8, 2008, the District Court adopted a Magistrate Judge's Report and Recommendation to the District Court recommending that the District Court grant the defendants' Motion To Dismiss the class plaintiffs' claims for damages incurred prior to January 1, 2004. The Report and Recommendation was adopted without modification, dismissing the class plaintiffs' claims for damages incurred prior to January 1, 2004.

FNBO cannot predict with any degree of certainty the final outcome of the litigation or the effect it may have on the credit card industry, FNBO or its credit card business.

Other Litigation Concerning the Credit Card Industry

In 1998, the United States Department of Justice filed an antitrust lawsuit against the MasterCard and VISA USA associations of financial institutions that issue debit or credit cards. The government alleged that the associations had violated antitrust law by not allowing member banks to issue cards from competing brands, such as American Express and Discover. In 2001, a New York district court entered judgment in favor of the Department of Justice and ordered the associations to repeal these policies. The United States Court of Appeals for the Second Circuit affirmed and the United States Supreme Court denied certiorari.

Since then, American Express Travel Related Services Company, Inc. and Discover Financial Services, Inc. brought suits against MasterCard and VISA USA. Although FNBO is not a party to these suits, it is a member of the MasterCard and VISA USA associations and these suits are covered in the sharing agreements referred to above. These suits seek civil damages and other relief associated with the exclusionary rules that were the subject of the Department of Justice suit.

On November 7, 2007, American Express announced it had reached a settlement agreement with VISA USA for the above litigation. The settlement amount of $2.25 billion due to American Express will be paid by VISA USA and certain other nonaffiliated member banks. Neither FNBO's parent company nor FNBO was a named defendant in the lawsuit and therefore neither will be directly liable for any amount of the settlement; however, in accordance with VISA USA's revised bylaws and the sharing agreements, FNBO and other members will be required to share this loss incurred by VISA USA.

On December 21, 2007, VISA USA filed their annual report on Form 10-K with the Securities and Exchange Commission. In that filing, VISA USA reported a litigation liability of $650 million related to the Discover litigation, in accordance with SFAS No. 5 "Accounting for Contingencies". This case is still ongoing. As such, FNBO may be affected by any settlement reached or judgment entered in this case. FNBO cannot predict whether or to what extent FNBO will be affected by these events. Neither FNBO nor FNBO's parent company was a named defendant in this lawsuit and therefore neither will be directly liable for any amount of any settlement reached or judgment entered in this case; however, in accordance with VISA USA's revised bylaws and the sharing agreements, FNBO and other VISA USA members may be required to share this potential loss incurred by VISA USA.

FNBO cannot predict whether or to what extent FNBO will be affected by these events.

ITEM 1119 OF REGULATION AB. AFFILIATIONS AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119. This information has been provided previously in a prospectus, dated November 19, 2007, filed by First National Master Note Trust (the "Trust"), pursuant to Rule 424(b)(5) of the Securities Act of 1933, on November 21, 2007.

ITEM 1122 OF REGULATION AB.  COMPLIANCE WITH APPLICABLE SERVICING CRITERIA.

     Each of FNBO, First National Credit Card Center, Inc. ("FNCCC") and The Bank of New York Trust Company, N.A. (the "Trustee") (each, a "Servicing Participant"), has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to more than 5% of the pool assets held by the Trust. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a "Report on Assessment") during the Trust's fiscal year ending December 31, 2007, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an "Attestation Report") by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

     The Report on Assessment of FNBO identified the following material instances of noncompliance by FNBO with the applicable servicing criteria described in FNBO's Report on Assessment:

     1122(d)(2)(i): Payments on pool assets are deposited into the appropriate custodial bank accounts and related bank clearing accounts no more than two business days of receipt, or such other number of days specified in the transaction agreements.

         In February of 2007, the Transferor Interest fell below the Minimum Transferor Interest and the Servicer failed to deposit the Transferor's share of daily collections and certain amounts otherwise distributable to the Holder of the Transferor's Interest to the Excess Funding Account as required by the Pooling and Servicing Agreement. The Transferor's Interest was restored to the required level by an account addition on March 1, 2007 and the parties to the privately-placed VFN Series 2003-3, VFN Series 2004-1, VFN Series 2006-1 and VFN Series 2006-2 notes and Series 2005-1 certificates waived the default.

     The Report on Assessment of the Trustee identified the following material instances of noncompliance by the Trustee with the applicable servicing criteria described in the Trustee's Report on Assessment:

     1122(d)(2)(i): Payments on pool assets are deposited into the appropriate custodial bank accounts and related bank clearing accounts no more than two business days of receipt, or such other number of days specified in the transaction agreements.

     With respect to collections received on assets relating to certain series of securities, such collections were not deposited into a segregated account for each specified series but rather were deposited into a general account held by the Company as Indenture Trustee (hereinafter referred to as the "Indenture Trustee") and remitted directly to the investors. All collections were properly allocated by the Indenture Trustee to the related series of securities and timely remitted to the investors in such series. The segregated account for each specified series was in existence prior to the time deposits were to be made into such account but such account was not utilized in all instances by the Indenture Trustee as stated above. Procedures have been in place and are currently being reinforced so that collections are deposited into the segregated account for each specified series within the applicable time frames and then remitted to the investors in such series all in accordance with the related transaction documents.

     FNBO believes that no material impact to the noteholders resulted from the instances of noncompliance described above.

ITEM 1123 OF REGULATION AB.  SERVICER COMPLIANCE STATEMENT.

     Each of FNBO and FNCCC has been identified by the registrant as a servicer during the reporting period with respect to the pool assets held by the Trust. Each of FNBO and FNCCC has provided a Servicer Compliance Statement, signed by an authorized officer, and each such Servicer Compliance Statement is attached as an exhibit to this Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuing Entity has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  March 31, 2008              FIRST NATIONAL MASTER NOTE TRUST

                                    By:   First National Bank of Omaha,
                                          As Servicer of First National Master
                                          Note Trust

                                    By:   /s/ Timothy D. Hart
                                          --------------------------------------
                                          Timothy D. Hart, Senior Vice President

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Noteholders during the period covered by this Annual Report on Form 10-K and the registrant does not intend to furnish such materials to Noteholders subsequent to the filing of this report.

                                  EXHIBIT INDEX


Exhibit 3.1    Articles of Organization of First National Funding LLC*

Exhibit 3.2 Operating Agreement of First National Funding LLC, dated as of October 24, 2002*

Exhibit 4.1 Master Indenture, dated as of October 24, 2002, between First National Master Note Trust and The Bank of New York*

Exhibit 4.2 First Amendment to Master Indenture, dated as of November 17, 2003, between First National Master Note Trust and The Bank of New York*

Exhibit 4.3    Series 2007-1 Indenture Supplement**

Exhibit 4.4    Series 2007-2 Indenture Supplement***

Exhibit 4.5 Transfer and Servicing Agreement, dated as of October 24, 2002, among First National Funding LLC, First National Bank of Omaha and First National Master Note Trust*

Exhibit 4.6    First Amendment to Transfer and Servicing Agreement**

Exhibit 4.7    Second Amendment to Transfer and Servicing Agreement***

Exhibit 4.8 Trust Agreement of First National Master Note Trust, dated as of October 16, 2002, between First National Funding LLC and Wilmington Trust Company*

Exhibit 4.9 Administration Agreement, dated as of October 24, 2002, between First National Master Note Trust and First National Bank of Omaha*

Exhibit 4.10 Second Amended and Restated Pooling and Servicing Agreement, dated as of October 24, 2002, by and among First National Funding LLC, First National Bank of Omaha and The Bank of New York*

Exhibit 4.11 First Amendment to Second Amended and Restated Pooling and Servicing Agreement**

Exhibit 4.12 Second Amendment to Second Amended and Restated Pooling and Servicing Agreement***







-------------------------
* Incorporated by reference from registrants' Form S-3 filed on January 29, 2007, file no. 333-140273.
** Incorporated by reference from registrants' Form 8-K filed on April 30, 2007, file no. 333-140273-01.
*** Incorporated by reference from registrants' Form 8-K filed on December 4, 2007, file no. 333-140273-01.

Exhibit 4.13 Collateral Series Supplement, dated as of October 24, 2002, among First National Funding LLC, First National Bank of Omaha and The Bank of New York, including form of Collateral Certificate*

Exhibit 4.14 Receivables Purchase Agreement, dated as of October 24, 2002, between First National Bank of Omaha and First National Funding LLC*

Exhibit 4.15   Services Agreement**

Exhibit 4.16   Collection Agreement**

Exhibit 23.1   Consent of Independent Registered Public Accounting Firm.

Exhibit 31.1 Certification pursuant to Rule 13a-14(a)/ 15d--14(a) of the Securities Exchange Act of 1934 (Section 302 Certification).

Exhibit 33.1 Report on Assessment of Compliance with Servicing Criteria (pursuant to Item 1122 of Regulation AB) concerning servicing activities of FNBO for the year ended December 31, 2007.

Exhibit 33.2 Report on Assessment of Compliance with Servicing Criteria (pursuant to Item 1122 of Regulation AB) concerning servicing activities of FNCCC for the year ended December 31, 2007.

Exhibit 33.3 Report on Assessment of Compliance with Servicing Criteria (pursuant to Item 1122 of Regulation AB) concerning servicing activities of the Trustee for the year ended December 31, 2007.

Exhibit 34.1 Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of FNBO for the year ended December 31, 2007.

Exhibit 34.2 Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of FNCCC for the year ended December 31, 2007.

Exhibit 34.3 Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of the Trustee for the year ended December 31, 2007.

Exhibit 35.1 Servicer Compliance Statement (pursuant to Item 1123 of Regulation AB) of FNBO for the year ended December 31, 2007.

Exhibit 35.2 Servicer Compliance Statement (pursuant to Item 1123 of Regulation AB) of FNCC for the year ended December 31, 2007.





-------------------------
* Incorporated by reference from registrants' Form S-3 filed on January 29, 2007, file no. 333-140273.
** Incorporated by reference from registrants' Form 8-K filed on April 30, 2007, file no. 333-140273-01.