Form 10-K
period 2013-12-31
First National Master Note Trust; FIRST NATIONAL FUNDING LLC
filed 2014-03-31
CIK 1396730, 1171040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number of Issuing Entity: 333-190096-01

FIRST NATIONAL MASTER NOTE TRUST

(Exact name of Issuing Entity as specified in its charter)

Commission File Number of Depositor: 333-190096

FIRST NATIONAL FUNDING LLC

(Exact name of Depositor as specified in its charter)

FIRST NATIONAL BANK OF OMAHA

(Exact name of Sponsor as specified in its charter)

Nebraska	Not Applicable
(State or other jurisdiction of incorporation or organization of Issuing Entity)	(IRS Employer Identification No. of Issuing Entity)

1620 Dodge Street, Stop Code 3084, Omaha, Nebraska	68197
(Address of principal executive offices of Issuing Entity)	(Zip Code)

(402) 341-0500

(Issuing Entity’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

None

Title of Each Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

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

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

(F)	Item 5:	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(G)	Item 6:	Selected Financial Data
(H):	Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operation
(I)	Item 7A:	Quantitative and Qualitative Disclosures About Market Risk
(J)	Item 8:	Financial Statements and Supplementary Data
(K)	Item 9:	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
(L)	Item 9A:	Controls and Procedures

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

2

Item 1117 of Regulation AB. Legal Proceedings.

In re: Payment Card Fee and Merchant Discount Antitrust Litigation

Beginning in June 2005, several retail merchants filed lawsuits in federal courts, claiming to represent a class of similarly situated merchants, and alleging that MasterCard and VISA USA, together with their members, conspired to charge retailers excessive interchange in violation of federal antitrust laws. In October 2005, these suits were consolidated in In re: Payment Card Fee and Merchant Discount Antitrust Litigation, and venued in the United States District Court for the Eastern District of New York. The plaintiffs seek unspecified treble damages, injunctive relief, attorneys’ fees and costs.

On April 24, 2006, plaintiffs filed a first consolidated and amended complaint, naming First National Bank of Omaha (the “Bank”) and others as defendants. The plaintiffs realleged the claims in their original complaints and further claimed that defendants violated federal and California antitrust laws by combining to impose certain fees and to adopt rules and practices of VISA USA and MasterCard that the plaintiffs contend constitute unlawful restraints of trade. In July 2007, the Bank entered into judgment and loss sharing agreements (the sharing agreements) with VISA USA and certain financial institutions to apportion financial responsibilities arising from any potential adverse judgment or settlement. In 2010, the Bank entered into additional contracts among the defendants relating to the apportionment of financial responsibilities which may arise from any potential adverse judgment or settlement

On October 19, 2012, the parties entered into a settlement agreement to resolve these claims. The terms of the settlement agreement include: (a) a comprehensive release from class members for liability arising out of the claims asserted in the litigation; (b) certain settlement payments; (c) distribution to class merchants of a portion of interchange across all credit rate categories for a period of eight consecutive months; and (d) certain modifications to the networks’ rules. The court granted preliminary approval of the settlement agreement on November 9, 2012 and on December 13, 2013 the court granted final approval of the settlement agreement. However, until all appeals are finally resolved, no assurance can be provided that the defendants will be able to resolve the claims as contemplated by the settlement agreement.

Pursuant to accounting guidance on guarantees, the Bank recorded the fair value of its potential obligations under the additional contracts it entered into in 2010, referred to above, in the Statements of Financial Condition as part of the contingent litigation accrual.

The consolidated financial statements of the Bank’s parent include management’s estimate of the proportionate obligation associated with the ultimate disposition of this litigation. This liability is subject to significant estimation risk and may materially change. Furthermore, management cannot predict with any degree of certainty how the final outcome of this litigation may impact the broader credit card industry, and in this regard, the Bank.

3

Other Litigation Concerning the Credit Card Industry

Other antitrust lawsuits have been filed against VISA from time to time. The Bank has not been a party to any material suits; however, the Bank is a member of the MasterCard and VISA USA associations and these suits have been covered in the sharing agreements referred to above. Each of these matters has been settled by VISA, with settlement payments being made from the escrow created by VISA’s stock offerings. The Bank has not had any direct liability with respect to such settlements.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119. This information has been provided previously in Registration Statement Nos. 333-190096 and 333-1900961-01, filed by First National Master Note Trust (the “Trust”) and First National Funding LLC on July 24, 2013, as amended by pre-effective amendments filed on September 17, 2013 and September 25, 1013, and declared effective on September 30, 2013.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of FNBO and U.S. Bank National Association (the “Trustee”) (each, a “Servicing Participant”), has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to more than 5% of the pool assets held by the Trust. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the Trust’s fiscal year ending December 31, 2013, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K. Neither the Reports on Assessment nor the Attestation Reports have identified any material instances of noncompliance with the servicing criteria applicable to the Servicing Participants.

Item 1123 of Regulation AB. Servicer Compliance Statement.

FNBO has been identified by the registrant as a servicer during the reporting period with respect to the pool assets held by the Trust. FNBO has provided a Servicer Compliance Statement, signed by an authorized officer, and such Servicer Compliance Statement is attached as an exhibit to this Form 10-K.

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuing Entity has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2014	FIRST NATIONAL MASTER NOTE TRUST

	By:	First National Bank of Omaha, As Servicer of First National Master Note Trust

	By:	/s/ Timothy D. Hart Timothy D. Hart, Senior Vice President

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

EXHIBIT INDEX

Exhibit 3.1	Articles of Organization of First National Funding LLC*

Exhibit 3.2	Operating Agreement of First National Funding LLC, dated as of October 24, 2002*

Exhibit 4.1	First Amended and Restated Master Indenture, dated as of December 20, 2012, between First National Master Note Trust and The Bank of New York Mellon Trust Company, N.A.**

Exhibit 4.2	Omnibus Instrument of Appointment and Acceptance of U.S. Bank National Association As Successor Indenture Trustee, dated as of June 18, 2013, among U.S. Bank National Association, The Bank of New York Mellon Trust Company, N.A. and First National Master Note Trust and acknowledged and accepted by First National Funding LLC and First National Bank of Omaha**

Exhibit 4.3	Series 2013-2 Indenture Supplement dated as of October 24, 2013 between First National Master Note Trust and U.S. Bank National Association, as indenture trustee***

Exhibit 4.4	First Amended and Restated Transfer and Servicing Agreement, dated as of December 20, 2012, among First National Funding LLC, First National Bank of Omaha and First National Master Note Trust**

Exhibit 4.5	First Amended and Restated Trust Agreement of First National Master Note Trust, dated as of December 20, 2012, between First National Funding LLC and Wilmington Trust Company**

Exhibit 4.6	First Amended and Restated Administration Agreement, dated as of December 20, 2012, between First National Master Note Trust and First National Bank of Omaha**

Exhibit 4.7	First Amended and Restated Receivables Purchase Agreement, dated as of December 20, 2012, between First National Bank of Omaha and First National Funding LLC**

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm.

Exhibit 31.1	Certification pursuant to Rule 13a-14(a)/ 15d–14(a) of the Securities Exchange Act of 1934 (Section 302 Certification).

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria (pursuant to Item 1122 of Regulation AB) concerning servicing activities of FNBO for the year ended December 31, 2013.

*	Incorporated by reference from registrants’ Form S-3 filed on January 29, 2007, file no. 333-140273
**	Incorporated by reference from registrants’ Form S-3 filed on July 24, 2013, file no. 333-190096
***	Incorporated by reference from registrants’ Form 8-K filed on October 24, 2013, file no. 333-190096

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria (pursuant to Item 1122 of Regulation AB) concerning servicing activities of the Trustee for the year ended December 31, 2013.

Exhibit 34.1	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of FNBO for the year ended December 31, 2013.

Exhibit 34.2	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of the Trustee for the year ended December 31, 2013.

Exhibit 35.1	Servicer Compliance Statement (pursuant to Item 1123 of Regulation AB) of FNBO for the year ended December 31, 2013.