Form 10-K
period 2015-12-31
First National Master Note Trust; FIRST NATIONAL FUNDING LLC
filed 2016-03-30
CIK 1396730, 1171040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2015

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

2

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

On April 24, 2006, plaintiffs filed a first consolidated and amended complaint, naming First National Bank of Omaha (the “Bank”) and others as defendants. The plaintiffs realleged the claims in their original complaints and further claimed that defendants violated federal and California antitrust laws by combining to impose certain fees and to adopt rules and practices of VISA USA and MasterCard that the plaintiffs contend constitute unlawful restraints of trade. In July 2007, the Bank entered into judgment and loss sharing agreements (the sharing agreements) with VISA USA and certain financial institutions to apportion financial responsibilities arising from any potential adverse judgment or settlement. In 2010, the Bank entered into additional contracts among the defendants relating to the apportionment of financial responsibilities which may arise from any potential adverse judgment or settlement. In June 2015, the Bank and other defendants signed amendments to the above-referenced agreements to clarify and further define the scope of coverage for potential adverse judgments or settlements.

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

Pursuant to accounting guidance on guarantees, the Bank, as part of the contingent litigation accrual, has recorded on its books the fair value of its potential obligations under the additional contracts it entered into in 2010, as amended and referred to above. This liability is subject to significant estimation risk and may materially change. Furthermore, management cannot predict with any degree of certainty how the final outcome of this litigation may impact the broader credit card industry, and in this regard, the Bank.

Other Litigation Concerning the Credit Card Industry

Other antitrust lawsuits have been filed against VISA and MasterCard from time to time. The Bank has not been a party to any material suits; however, the Bank is a member of the MasterCard and VISA USA associations and these suits have been covered in the sharing agreements referred to above. In each of these covered matters settled by VISA to date, settlement payments have been made from the escrow created by VISA’s stock offerings. The Bank has not had any direct liability with respect to such settlements.

3

U.S. Bank National Association, in its capacity as Indenture Trustee, has provided the following information for the purposes of complying with the requirements of Regulation AB:

Since 2014 various plaintiffs or groups of plaintiffs, primarily investors, have filed claims against U.S. Bank National Association (“U.S. Bank”), in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage backed securities (“RMBS”) trusts. The plaintiffs or plaintiff groups have filed substantially similar complaints against other RMBS trustees, including Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo. The complaints against U.S. Bank allege the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and assert causes of action based upon the trustee’s purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality. The complaints also assert that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and that the trustee purportedly failed to abide by a heightened standard of care following alleged events of default.

Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above with the most substantial case being: BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association, No. 605204/2015 (N.Y. Sup. Ct.) (class action alleging claims with respect to approximately 794 trusts) and its companion case BlackRock Core Bond Portfolio et al v. U.S Bank National Association, No. 14-cv-9401 (S.D.N.Y.). Some of the trusts implicated in the aforementioned Blackrock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.

U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of FNBO and U.S. Bank National Association (the “Trustee”) (each, a “Servicing Participant”), has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to more than 5% of the pool assets held by the Trust. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on

4

Assessment”) during the Trust’s fiscal year ending December 31, 2015, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K. Neither the Reports on Assessment nor the Attestation Reports have identified any material instances of noncompliance with the servicing criteria applicable to the Servicing Participants.

Item 1123 of Regulation AB. Servicer Compliance Statement.

FNBO has been identified by the registrant as a servicer during the reporting period with respect to the pool assets held by the Trust. FNBO has provided a Servicer Compliance Statement, signed by an authorized officer, and such Servicer Compliance Statement is attached as an exhibit to this Form 10-K.

5

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuing Entity has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2016	FIRST NATIONAL MASTER NOTE TRUST

	By:	First National Bank of Omaha, As Servicer of First National Master Note Trust

	By:	/s/ Timothy D. Hart
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

EXHIBIT INDEX

Exhibit 3.1	Articles of Organization of First National Funding LLC*

Exhibit 3.2	Operating Agreement of First National Funding LLC, dated as of October 24, 2002*

Exhibit 4.1	First Amended and Restated Master Indenture, dated as of December 20, 2012, between First National Master Note Trust and The Bank of New York Mellon Trust Company, N.A.**

Exhibit 4.2	Omnibus Instrument of Appointment and Acceptance of U.S. Bank National Association As Successor Indenture Trustee, dated as of June 18, 2013, among U.S. Bank National Association, The Bank of New York Mellon Trust Company, N.A. and First National Master Note Trust and acknowledged and accepted by First National Funding LLC and First National Bank of Omaha**

Exhibit 4.3	Series 2013-2 Indenture Supplement dated as of October 24, 2013 between First National Master Note Trust and U.S. Bank National Association, as indenture trustee***

Exhibit 4.4	Series 2015-1 Indenture Supplement dated as of September 17, 2015 between First National Master Note Trust and U.S. Bank National Association, as indenture trustee****

Exhibit 4.5	First Amended and Restated Transfer and Servicing Agreement, dated as of December 20, 2012, among First National Funding LLC, First National Bank of Omaha and First National Master Note Trust**

Exhibit 4.6	First Amended and Restated Trust Agreement of First National Master Note Trust, dated as of December 20, 2012, between First National Funding LLC and Wilmington Trust Company**

Exhibit 4.7	First Amended and Restated Administration Agreement, dated as of December 20, 2012, between First National Master Note Trust and First National Bank of Omaha**

Exhibit 4.8	First Amended and Restated Receivables Purchase Agreement, dated as of December 20, 2012, between First National Bank of Omaha and First National Funding LLC**

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm.

*	Incorporated by reference from registrants’ Form S-3 filed on January 29, 2007, file no. 333-140273
**	Incorporated by reference from registrants’ Form S-3 filed on July 24, 2013, file no. 333-190096
***	Incorporated by reference from registrants’ Form 8-K filed on October 24, 2013, file no. 333-190096
****	Incorporated by reference from registrants’ Form 8-K filed on September 18, 2015, file no. 333-190096

Exhibit 31.1	Certification pursuant to Rule 13a-14(a)/ 15d–14(a) of the Securities Exchange Act of 1934 (Section 302 Certification).

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria (pursuant to Item 1122 of Regulation AB) concerning servicing activities of FNBO for the year ended December 31, 2015.

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria (pursuant to Item 1122 of Regulation AB) concerning servicing activities of the Trustee for the year ended December 31, 2015.

Exhibit 34.1	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of FNBO for the year ended December 31, 2015.

Exhibit 34.2	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of the Trustee for the year ended December 31, 2015.

Exhibit 35.1	Servicer Compliance Statement (pursuant to Item 1123 of Regulation AB) of FNBO for the year ended December 31, 2015.