Form 10-K
period 2016-12-31
First National Master Note Trust; FIRST NATIONAL FUNDING LLC
filed 2017-03-31
CIK 1396730, 1171040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2016

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

Central Index Key of Sponsor: 0000036644

FIRST NATIONAL BANK OF OMAHA

(Exact name of Sponsor as specified in its charter)

Nebraska	Not Applicable
(State or other jurisdiction of incorporation or organization of Issuing Entity)	(IRS Employer Identification No. of Issuing Entity)

1620 Dodge Street, Stop Code 3271, Omaha, Nebraska	68197
(Address of principal executive offices of Issuing Entity)	(Zip Code)

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

Item 16. Form 10–K Summary

None.

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

On October 19, 2012, the parties entered into a settlement agreement to resolve these claims. The terms of the settlement agreement include: (a) a comprehensive release from class members for liability arising out of the claims asserted in the litigation; (b) certain settlement payments; (c) distribution to class merchants of a portion of interchange across all credit rate categories for a period of eight consecutive months; and (d) certain modifications to the networks’ rules. The court granted preliminary approval of the settlement agreement on November 9, 2012 and on December 13, 2013 the court granted final approval of the settlement agreement. The court entered the formal Class Settlement Order and Final Judgment on January 14, 2014 (the “Order”). A series of appeals were filed in response to the Order and on June 30, 2016, the U.S. Court of Appeals for the Second Circuit reversed the Order and vacated the lower court’s certification of the merchant class. On November 23, 2016 Class Plaintiffs filed a Petition for Writ of Certiorari with the U.S. Supreme Court seeking a review of the Second Circuit’s decision. However, until the all appeals process is completed, are finally resolved, no assurance can be provided that the defendants will be able to resolve the claims as contemplated by the settlement agreement.

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

U.S. Bank National Association, in its capacity as Indenture Trustee, has provided the following information for the purposes of complying with the requirements of Regulation AB:

Since 2014 various plaintiffs or groups of plaintiffs, primarily investors, have filed claims against U.S. Bank National Association (“U.S. Bank”) in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage backed securities (“RMBS”) trusts. The plaintiffs or plaintiff groups have filed substantially similar complaints against other RMBS trustees, including Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo. The complaints against U.S. Bank allege the trustee caused losses to investors as a result of alleged failure by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and assert causes of action based upon the trustee’s purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality. The complaints also assert that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and that the trustee purportedly failed to abide by a heightened standard of care following alleged events of default.

Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above with the most substantial case being: BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association, No. 605204/2015 (N.Y. Sup. Ct.) (class action alleging claims with respect to approximately 794 trusts) and its companion case BlackRock Core Bond Portfolio et al v. U.S. Bank National Association, No. 14-cv-9401 (S.D.N.Y.). Some of the trusts implicated in the aforementioned Blackrock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.

U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’claims vigorously.

4

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119. This information has been provided previously in Registration Statement Nos. 333- 209738 and 333- 209738-01, filed by First National Master Note Trust (the “Trust”) and First National Funding LLC on February 26, 2016, as amended by pre-effective amendments filed on June 17, 2016, July 21, 2016 and August 12, 2016, and declared effective on August 24, 2016.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of FNBO and U.S. Bank National Association (the “Trustee”) (each, a “Servicing Participant”), has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to more than 5% of the pool assets held by the Trust. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the Trust’s fiscal year ending December 31, 2016, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K. Neither the Reports on Assessment nor the Attestation Reports have identified any material instances of noncompliance with the servicing criteria applicable to the Servicing Participants.

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

Dated: March 30, 2017	FIRST NATIONAL MASTER NOTE TRUST

	By:	First National Bank of Omaha,
As Servicer of First National Master Note Trust

	By:	/s/ Timothy D. Hart
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

EXHIBIT INDEX

Exhibit 3.1	Articles of Organization of First National Funding LLC*

Exhibit 3.2	Operating Agreement of First National Funding LLC, dated as of October 24, 2002*

Exhibit 4.1	Second Amended and Restated Master Indenture, dated as of September 23, 2016, between First National Master Note Trust and U.S. Bank National Association ****

Exhibit 4.2	Omnibus Instrument of Appointment and Acceptance of U.S. Bank National Association As Successor Indenture Trustee, dated as of June 18, 2013, among U.S. Bank National Association, The Bank of New York Mellon Trust Company, N.A. and First National Master Note Trust and acknowledged and accepted by First National Funding LLC and First National Bank of Omaha**

Exhibit 4.3	Series 2013-2 Indenture Supplement dated as of October 24, 2013 between First National Master Note Trust and U.S. Bank National Association, as indenture trustee***

Exhibit 4.4	Series 2015-1 Indenture Supplement dated as of September 17, 2015 between First National Master Note Trust and U.S. Bank National Association, as indenture trustee*****

Exhibit 4.5	Form of Indenture Supplement, including form of Notes****

Exhibit 4.6	Second Amended and Restated Transfer and Servicing Agreement, dated as of September 23, 2016, among First National Funding LLC, First National Bank of Omaha and First National Master Note Trust ****

Exhibit 4.7	Second Amended and Restated Trust Agreement of First National Master Note Trust, dated as of September 23, 2016, between First National Funding LLC and Wilmington Trust Company ****

Exhibit 4.8	Second Amended and Restated Administration Agreement, dated as of September 23, 2016, between First National Master Note Trust and First National Bank of Omaha ****

Exhibit 4.9	Second Amended and Restated Receivables Purchase Agreement, dated as of September 23, 2016, between First National Bank of Omaha and First National Funding LLC ****

*	Incorporated by reference from registrants’ Form S-3 filed on January 29, 2007, file no. 333-140273
**	Incorporated by reference from registrants’ Form S-3 filed on July 24, 2013, file no. 333-190096
***	Incorporated by reference from registrants’ Form 8-K filed on October 24, 2013, file no. 333-190096
****	Incorporated by reference from registrants’ Form 8-K filed on September 28, 2016, file no. 333-209738
*****	Incorporated by reference from registrants’ Form 8-K filed on September 18, 2015, file no. 333-190096

Exhibit 4.9	Asset Representations Review Agreement among First National Bank of Omaha, First National Funding LLC, First National Master Note Trust and FTI Consulting, Inc.****

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm.

Exhibit 31.1	Certification pursuant to Rule 13a-14(a)/ 15d–14(a) of the Securities Exchange Act of 1934 (Section 302 Certification).

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria (pursuant to Item 1122 of Regulation AB) concerning servicing activities of FNBO for the year ended December 31, 2016.

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria (pursuant to Item 1122 of Regulation AB) concerning servicing activities of the Trustee for the year ended December 31, 2016.

Exhibit 34.1	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of FNBO for the year ended December 31, 2016.

Exhibit 34.2	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of the Trustee for the year ended December 31, 2016.

Exhibit 35.1	Servicer Compliance Statement (pursuant to Item 1123 of Regulation AB) of FNBO for the year ended December 31, 2016.