Form 10-K
period 2017-12-31
First National Master Note Trust; FIRST NATIONAL FUNDING LLC
filed 2018-03-29
CIK 1396730, 1171040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number of Issuing Entity: 333-209738-01

Central Index Key of Issuing Entity: 0001396730

FIRST NATIONAL MASTER NOTE TRUST

(Exact name of Issuing Entity as specified in its charter)

Commission File Number of Depositor: 333-209738

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES  YES  ☐    NO  ☒

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒

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

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

(F)	Item 5:	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(G)	Item 6:	Selected Financial Data
(H)	Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operation
(I)	Item 7A:	Quantitative and Qualitative Disclosures About Market Risk
(J)	Item 8:	Financial Statements and Supplementary Data
(K)	Item 9:	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
(L)	Item 9A:	Controls and Procedures

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

2

Item 1117 of Regulation AB. Legal Proceedings.

In re: Payment Card Fee and Merchant Discount Antitrust Litigation

Beginning in June 2005, several retail merchants filed lawsuits in federal courts, claiming to represent a class of similarly situated merchants, and alleging that MasterCard and VISA USA, together with their members, conspired to charge retailers excessive interchange in violation of federal antitrust laws. In October 2005, these suits were consolidated in In re: Payment Card Fee and Merchant Discount Antitrust Litigation (“MDL 1720”) and venued in the United States District Court for the Eastern District of New York. The plaintiffs seek unspecified treble damages, injunctive relief, attorneys’ fees and costs.

On April 24, 2006, plaintiffs filed a first consolidated and amended complaint, naming First National Bank of Omaha (the “Bank”) and others as defendants. The plaintiffs realleged the claims in their original complaints and further claimed that defendants violated federal and California antitrust laws by combining to impose certain fees and to adopt rules and practices of VISA USA and MasterCard that the plaintiffs contend constitute unlawful restraints of trade. In July 2007, the Bank entered into judgment and loss sharing agreements (the sharing agreements) with VISA USA and certain financial institutions to apportion financial responsibilities arising from any potential adverse judgment or settlement. In 2010, the Bank entered into additional contracts among the defendants relating to the apportionment of financial responsibilities which may arise from any potential adverse judgment or settlement. The Bank and other defendants signed amendments to the above-referenced agreements, including the most recent in October 2015, to clarify and further define the scope of coverage for potential adverse judgments or settlements.

On October 19, 2012, the parties entered into a settlement agreement to resolve these claims. The terms of the settlement agreement include: (a) a comprehensive release from class members for liability arising out of the claims asserted in the litigation; (b) certain settlement payments; (c) distribution to class merchants of a portion of interchange across all credit rate categories for a period of eight consecutive months; and (d) certain modifications to the networks’ rules. The court granted preliminary approval of the settlement agreement on November 9, 2012 and on December 13, 2013 the court granted final approval of the settlement agreement. The court entered the formal Class Settlement Order and Final Judgment on January 14, 2014 (the “Order”). A series of appeals were filed in response to the Order and on June 30, 2016, the U.S. Court of Appeals for the Second Circuit reversed the Order and vacated the lower court’s certification of the merchant class. On November 23, 2016 Class Plaintiffs filed a Petition for Writ of Certiorari with the U.S. Supreme Court seeking a review of the Second Circuit’s decision. On March 27, 2017, the U.S. Supreme Court issued an Order denying Class Plaintiffs’ Petition for Writ of Certiorari.

In furtherance of the Second Circuit’s Order, the district court in MDL 1720 has appointed separate interim co-lead counsel for a Rule 23(b)(2) Putative Injunctive Relief Class and a Rule 23(b)(2(3) Putative Damages Claim. The parties are currently engaged in discovery to supplement the record evidence established through the initial discovery period which concluded in November 2008.

3

Pursuant to accounting guidance on guarantees, the Bank, as part of the contingent litigation accrual, has recorded on its books the fair value of its potential obligations under the additional contracts it entered into in 2010, as amended and referred to above. This liability is subject to significant estimation risk and may materially change. Furthermore, management cannot predict with any degree of certainty how the final outcome of MDL 1720 may impact the broader credit card industry, and in this regard, the Bank.

Other Litigation Concerning the Credit Card Industry

Other antitrust lawsuits have been filed against VISA and MasterCard from time to time. The Bank has not been a party to any material suits; however, the Bank is a member of the MasterCard and VISA USA associations and these suits have been covered in the sharing agreements referred to above. In each of these covered matters settled to date, the Visa portion of the settlement payments have been made from the escrow created by VISA’s stock offerings, and the MasterCard portion has been paid in accordance with the MasterCard sharing agreements referenced above.

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

Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above with the most substantial case being: BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association, No. 605204/2015 (N.Y. Sup. Ct.) (class action alleging claims with respect to approximately 770 trusts) and its companion case BlackRock Core Bond Portfolio et al v. U. S. Bank National Association, No. 14-cv-9401 (S.D.N.Y.). Some of the trusts implicated in the aforementioned BlackRock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.

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

4

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

The information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of FNBO and U.S. Bank National Association (the “Trustee”) (each, a “Servicing Participant”), has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to more than 5% of the pool assets held by the Trust. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the Trust’s fiscal year ending December 31, 2017, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K. Neither the Reports on Assessment nor the Attestation Reports have identified any material instances of noncompliance with the servicing criteria applicable to the Servicing Participants.

Item 1123 of Regulation AB. Servicer Compliance Statement.

FNBO has been identified by the registrant as a servicer during the reporting period with respect to the pool assets held by the Trust. FNBO has provided a Servicer Compliance Statement, signed by an authorized officer, and such Servicer Compliance Statement is attached as an exhibit to this Form 10-K.

5

EXHIBIT INDEX

Exhibit 3.1	Articles of Organization of First National Funding LLC*

Exhibit 3.2	Operating Agreement of First National Funding LLC, dated as of October 24, 2002*

Exhibit 4.1	Second Amended and Restated Master Indenture, dated as of September 23, 2016, between First National Master Note Trust and U.S. Bank National Association ***

Exhibit 4.2	Omnibus Instrument of Appointment and Acceptance of U.S. Bank National Association As Successor Indenture Trustee, dated as of June 18, 2013, among U.S. Bank National Association, The Bank of New York Mellon Trust Company, N.A. and First National Master Note Trust and acknowledged and accepted by First National Funding LLC and First National Bank of Omaha**

Exhibit 4.3	Series 2015-1 Indenture Supplement dated as of September 17, 2015 between First National Master Note Trust and U.S. Bank National Association, as indenture trustee****

Exhibit 4.4	Form of Indenture Supplement, including form of Notes***

Exhibit 4.5	Series 2017-1 Indenture Supplement dated as of April 25, 2017 between First National Master Note Trust and U.S. Bank National Association, as indenture trustee*****

Exhibit 4.6	Risk Retention Agreement dated as of April 25, 2017 by and among First National Bank of Omaha, First National Funding LLC and First National Master Note Trust*****

Exhibit 4.7	Series 2017-2 Indenture Supplement dated as of October 19, 2017 between First National Master Note Trust and U.S. Bank National Association, as indenture trustee******

Exhibit 4.8	Risk Retention Agreement dated as of October 19, 2017 by and among First National Bank of Omaha, First National Funding LLC and First National Master Note Trust******

Exhibit 4.9	Second Amended and Restated Transfer and Servicing Agreement, dated as of September 23, 2016, among First National Funding LLC, First National Bank of Omaha and First National Master Note Trust ***

*	Incorporated by reference from registrants’ Form S-3 filed on January 29, 2007, file no. 333-140273

**	Incorporated by reference from registrants’ Form S-3 filed on July 24, 2013, file no. 333-190096

***	Incorporated by reference from registrants’ Form 8-K filed on September 28, 2016, file no. 333- 209738

****	Incorporated by reference from registrants’ Form 8-K filed on September 18, 2015, file no. 333-190096

*****	Incorporated by reference from registrants’ Form 8-K filed on April 26, 2017, file no. 333-209738

Exhibit 4.10	Second Amended and Restated Trust Agreement of First National Master Note Trust, dated as of September 23, 2016, between First National Funding LLC and Wilmington Trust Company ***

Exhibit 4.11	Second Amended and Restated Administration Agreement, dated as of September 23, 2016, between First National Master Note Trust and First National Bank of Omaha ***

Exhibit 4.12	Second Amended and Restated Receivables Purchase Agreement, dated as of September 23, 2016, between First National Bank of Omaha and First National Funding LLC ***

Exhibit 4.13	Asset Representations Review Agreement among First National Bank of Omaha, First National Funding LLC, First National Master Note Trust and FTI Consulting, Inc.***

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm.

Exhibit 31.1	Certification pursuant to Rule 13a-14(a)/ 15d–14(a) of the Securities Exchange Act of 1934 (Section 302 Certification).

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria (pursuant to Item 1122 of Regulation AB) concerning servicing activities of FNBO for the year ended December 31, 2017.

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria (pursuant to Item 1122 of Regulation AB) concerning servicing activities of the Trustee for the year ended December 31, 2017.

Exhibit 34.1	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of FNBO for the year ended December 31, 2017.

Exhibit 34.2	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of the Trustee for the year ended December 31, 2017.

Exhibit 35.1	Servicer Compliance Statement (pursuant to Item 1123 of Regulation AB) of FNBO for the year ended December 31, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuing Entity has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2018	FIRST NATIONAL MASTER NOTE TRUST

	By:	First National Bank of Omaha, As Servicer of First National Master Note Trust

	By:	/s/ Timothy D. Hart
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