Form 10-K/A
period 2017-12-31
First National Master Note Trust; FIRST NATIONAL FUNDING LLC
filed 2018-05-01
CIK 1396730, 1171040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is being filed to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (“Original Form 10-K”), filed with the U.S. Securities and Exchange Commission on March 29, 2018 (“Original Filing Date”). The purpose of this Amendment No. 1 is to amend Exhibit 33.1 to indicate that Items 1122(d)(4)(xi), 1122(d)(4)(xii), and Item 1122(d)(4)(xiii) are inapplicable servicing criteria, which criteria were inadvertently omitted from Exhibit 33.1 to the Original Form 10-K.

Except as described above, this Amendment No. 1 does not modify or update in any way Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

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

2

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

3

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

4

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

5

EXHIBIT INDEX

Exhibit 3.1	Articles of Organization of First National Funding LLC*

Exhibit 3.2	Operating Agreement of First National Funding LLC, dated as of October 24, 2002*

Exhibit 4.1	Second Amended and Restated Master Indenture, dated as of September 23, 2016, between First National Master Note Trust and U.S. Bank National Association ***

Exhibit 4.2	Omnibus Instrument of Appointment and Acceptance of U.S. Bank National Association As Successor Indenture Trustee, dated as of June 18, 2013, among U.S. Bank National Association, The Bank of New York Mellon Trust Company, N.A. and First National Master Note Trust and acknowledged and accepted by First National Funding LLC and First National Bank of Omaha**

Exhibit 4.3	Series 2015-1 Indenture Supplement dated as of September 17, 2015 between First National Master Note Trust and U.S. Bank National Association, as indenture trustee****

Exhibit 4.4	Form of Indenture Supplement, including form of Notes***

Exhibit 4.5	Series 2017-1 Indenture Supplement dated as of April 25, 2017 between First National Master Note Trust and U.S. Bank National Association, as indenture trustee*****

Exhibit 4.6	Risk Retention Agreement dated as of April 25, 2017 by and among First National Bank of Omaha, First National Funding LLC and First National Master Note Trust*****

Exhibit 4.7	Series 2017-2 Indenture Supplement dated as of October 19, 2017 between First National Master Note Trust and U.S. Bank National Association, as indenture trustee******

Exhibit 4.8	Risk Retention Agreement dated as of October 19, 2017 by and among First National Bank of Omaha, First National Funding LLC and First National Master Note Trust******

Exhibit 4.9	Second Amended and Restated Transfer and Servicing Agreement, dated as of September 23, 2016, among First National Funding LLC, First National Bank of Omaha and First National Master Note Trust ***

Exhibit 4.10	Second Amended and Restated Trust Agreement of First National Master Note Trust, dated as of September 23, 2016, between First National Funding LLC and Wilmington Trust Company ***

Exhibit 4.11	Second Amended and Restated Administration Agreement, dated as of September 23, 2016, between First National Master Note Trust and First National Bank of Omaha ***

Exhibit 4.12	Second Amended and Restated Receivables Purchase Agreement, dated as of September 23, 2016, between First National Bank of Omaha and First National Funding LLC ***

Exhibit 4.13	Asset Representations Review Agreement among First National Bank of Omaha, First National Funding LLC, First National Master Note Trust and FTI Consulting, Inc.***

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm.******

Exhibit 31.1	Certification pursuant to Rule 13a-14(a)/ 15d–14(a) of the Securities Exchange Act of 1934 (Section 302 Certification). ******

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria (pursuant to Item 1122 of Regulation AB) concerning servicing activities of FNBO for the year ended December 31, 2017.

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria (pursuant to Item 1122 of Regulation AB) concerning servicing activities of the Trustee for the year ended December 31, 2017. ******

Exhibit 34.1	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of FNBO for the year ended December 31, 2017. ******

Exhibit 34.2	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of the Trustee for the year ended December 31, 2017. ******

Exhibit 35.1	Servicer Compliance Statement (pursuant to Item 1123 of Regulation AB) of FNBO for the year ended December 31, 2017. ******

*	Incorporated by reference from registrants’ Form S-3 filed on January 29, 2007, file no. 333-140273
**	Incorporated by reference from registrants’ Form S-3 filed on July 24, 2013, file no. 333-190096
***	Incorporated by reference from registrants’ Form 8-K filed on September 28, 2016, file no. 333- 209738
****	Incorporated by reference from registrants’ Form 8-K filed on September 18, 2015, file no. 333-190096
*****	Incorporated by reference from registrants’ Form 8-K filed on April 26, 2017, file no. 333-209738
******	Incorporated by reference from Registrant’s Form 10-K filed on March 29, 2018, file no. 333-140273

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuing Entity has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 1, 2018	FIRST NATIONAL MASTER NOTE TRUST

	By:	First National Bank of Omaha,
As Servicer of First National Master Note Trust

	By:	/s/ Timothy D. Hart
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