Form 10-K
period 2018-12-31
First National Master Note Trust; FIRST NATIONAL FUNDING LLC
filed 2019-03-27
CIK 1396730, 1171040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging Growth company	☐

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

On October 19, 2012, the parties entered into a settlement agreement to resolve these claims. The court granted preliminary approval of the settlement agreement on November 9, 2012. The court entered the formal Class Settlement Order and Final Judgment on January 14, 2014 (the “Order”). A series of appeals were filed in response to the Order and on June 30, 2016, the U.S. Court of Appeals for the Second Circuit reversed the Order, vacated the lower court’s certification of the merchant class and remanded the case to the lower court for further proceedings not inconsistent with the Second Circuit’s order. On November 23, 2016 Class Plaintiffs filed a Petition for Writ of Certiorari with the U.S. Supreme Court seeking a review of the Second Circuit’s decision. On March 27, 2017, the U.S. Supreme Court issued an Order denying Class Plaintiffs’ Petition for Writ of Certiorari.

In furtherance of the Second Circuit’s reversal and remand order, the district court in MDL 1720 appointed separate interim co-lead counsel for a Rule 23(b)(2) Putative Injunctive Relief Class and a Rule 23(b)(3) Putative Damages Class, and the parties resumed litigation activities. On September 17, 2018, certain of the parties entered into the Superseding and Amended Definitive Class Settlement Agreement of the Rule 23(b)(3) Class Plaintiffs and the Defendants (“Amended Settlement Agreement”). The terms of the Amended Settlement Agreement include: (a) a comprehensive release from the Rule 23(b)(3) Damages Class members (“Damages Class”) for liability arising out of the claims asserted in the litigation; (b) certain settlement payments to the Damages Class; and (c) distribution to the Damages Class merchants of a portion of interchange across all credit rate categories for a prior period of eight consecutive

3

months. On September 10, 2018, the Rule 23(b)(3) Class Plaintiffs filed a Motion for Preliminary Approval of the Amended Settlement Agreement. The Court granted Preliminary Approval of the Amended Settlement Agreement on January 24, 2019. The hearing for final approval of the Amended Settlement Agreement is set for November 7, 2019.

Litigation relating specifically to the injunctive relief claims raised by the Rule 23(b)(2) Putative Injunctive Relief Class in MDL 1720 is ongoing. The parties are concluding discovery activities to supplement the record evidence established through the initial discovery period which concluded in November 2008, and proceeding to the expert report phase.

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

Other Litigation Concerning the Credit Card Industry

Other antitrust lawsuits have been filed against VISA and MasterCard from time to time, including cases filed by merchants who elected to be excluded from/opt out of the initial 2012 settlement agreement referenced above. The Bank has not been a party to any material suits; however, the Bank is a member of the MasterCard and VISA USA associations and these suits have been covered in the sharing agreements referred to above. While a number of these suits are ongoing, in each of these covered matters that have been settled to date, the VISA portion of the settlement payments have been made from the escrow created by VISA’s stock offerings, and the MasterCard portion has been paid in accordance with the MasterCard sharing agreements referenced above. The Bank has not had any direct liability with respect to such settlements.

U.S. Bank National Association, in its capacity as Indenture Trustee, has provided the following information for the purposes of complying with the requirements of Regulation AB:

“Since 2014 various plaintiffs or groups of plaintiffs, primarily investors, have filed claims against U.S. Bank National Association (“U.S. Bank”), in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage backed securities (“RMBS”) trusts. The plaintiffs or plaintiff groups have filed substantially similar complaints against other RMBS trustees, including Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo. The complaints against U.S. Bank allege the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and assert causes of action based upon the trustee’s purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality. The complaints also assert that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and that the trustee purportedly failed to abide by a heightened standard of care following alleged events of default.

4

Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above. Previously, U.S. Bank disclosed that the most substantial case was: BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association, No. 605204/2015 (N.Y. Sup. Ct.) (class action alleging claims with respect to approximately 770 trusts) and its companion case BlackRock Core Bond Portfolio et al v. U.S Bank National Association, No. 14-cv-9401 (S.D.N.Y.) (collectively, the “BlackRock cases”). U.S. Bank has entered into a settlement agreement that will resolve the BlackRock cases following approval of the dismissals by the applicable court. Some of the trusts implicated in the aforementioned Blackrock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.

U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.”

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

The information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of FNBO and U.S. Bank National Association (the “Trustee”) (each, a “Servicing Participant”), has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to more than 5% of the pool assets held by the Trust. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the Trust’s fiscal year ending December 31, 2018, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K. Neither the Reports on Assessment nor the Attestation Reports have identified any material instances of noncompliance with the servicing criteria applicable to the Servicing Participants.

Item 1123 of Regulation AB. Servicer Compliance Statement.

FNBO has been identified by the registrant as a servicer during the reporting period with respect to the pool assets held by the Trust. FNBO has provided a Servicer Compliance Statement, signed by an authorized officer, and such Servicer Compliance Statement is attached as an exhibit to this Form 10-K.

5

EXHIBIT INDEX

Exhibit 3.1	Articles of Organization of First National Funding LLC (incorporated by reference to registrants’ registration statement filed on April 18, 2002, file no. 333-86574-01)

Exhibit 3.2	Operating Agreement of First National Funding LLC, dated as of October 24, 2002 (incorporated by reference to registrants’ Form 8-K filed on November 4, 2002, file no. 333-86574-01)

Exhibit 4.1	Second Amended and Restated Master Indenture, dated as of September 23, 2016, between First National Master Note Trust and U.S. Bank National Association (incorporated by reference from registrants’ Form 8-K filed on September 28, 2016, file no. 333- 209738)

Exhibit 4.2	Omnibus Instrument of Appointment and Acceptance of U.S. Bank National Association As Successor Indenture Trustee, dated as of June 18, 2013, among U.S. Bank National Association, The Bank of New York Mellon Trust Company, N.A. and First National Master Note Trust and acknowledged and accepted by First National Funding LLC and First National Bank of Omaha (incorporated by reference from registrants’ Form S-3 filed on July 24, 2013, file no. 333-190096)

Exhibit 4.3	Form of Indenture Supplement, including form of Notes (incorporated by reference from registrants’ Form 8-K filed on September 28, 2016, file no. 333- 209738)

Exhibit 4.4	Series 2017-1 Indenture Supplement dated as of April 25, 2017 between First National Master Note Trust and U.S. Bank National Association, as indenture trustee (incorporated by reference from registrants’ Form 8-K filed on April 26, 2017, file no. 333-209738)

Exhibit 4.5	Risk Retention Agreement dated as of April 25, 2017 by and among First National Bank of Omaha, First National Funding LLC and First National Master Note Trust (incorporated by reference from registrants’ Form 8-K filed on April 26, 2017, file no. 333-209738)

Exhibit 4.6	Series 2017-2 Indenture Supplement dated as of October 19, 2017 between First National Master Note Trust and U.S. Bank National Association, as indenture trustee (incorporated by reference from registrants’ Form 8-K filed on October 19, 2017, file no. 333-209738)

Exhibit 4.7	Risk Retention Agreement dated as of October 19, 2017 by and among First National Bank of Omaha, First National Funding LLC and First National Master Note Trust (incorporated by reference from registrants’ Form 8-K filed on October 19, 2017, file no. 333-209738)

Exhibit 4.8	Series 2018-1 Indenture Supplement dated as of October 17, 2018 between First National Master Note Trust and U.S. Bank National Association, as indenture trustee (incorporated by reference from registrants’ Form 8-K filed on October 17, 2018, file no. 333-209738)

Exhibit 4.9	Risk Retention Agreement dated as of October 17, 2018 by and among First National Bank of Omaha, First National Funding LLC and First National Master Note Trust (incorporated by reference from registrants’ Form 8-K filed on October 17, 2018, file no. 333-209738)

Exhibit 4.10	Second Amended and Restated Transfer and Servicing Agreement, dated as of September 23, 2016, among First National Funding LLC, First National Bank of Omaha and First National Master Note Trust (incorporated by reference from registrants’ Form 8-K filed on September 28, 2016, file no. 333- 209738)

Exhibit 4.11	Second Amended and Restated Trust Agreement of First National Master Note Trust, dated as of September 23, 2016, between First National Funding LLC and Wilmington Trust Company (incorporated by reference from registrants’ Form 8-K filed on September 28, 2016, file no. 333- 209738)

Exhibit 4.12	Second Amended and Restated Administration Agreement, dated as of September 23, 2016, between First National Master Note Trust and First National Bank of Omaha (incorporated by reference from registrants’ Form 8-K filed on September 28, 2016, file no. 333- 209738)

Exhibit 4.13	Second Amended and Restated Receivables Purchase Agreement, dated as of September 23, 2016, between First National Bank of Omaha and First National Funding LLC (incorporated by reference from registrants’ Form 8-K filed on September 28, 2016, file no. 333- 209738)

Exhibit 4.14	Asset Representations Review Agreement, dated as of September 23, 2016, among First National Bank of Omaha, First National Funding LLC, First National Master Note Trust and FTI Consulting, Inc. (incorporated by reference from registrants’ Form 8-K filed on September 28, 2016, file no. 333- 209738)

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm.

Exhibit 31.1	Certification pursuant to Rule 13a-14(a)/ 15d–14(a) of the Securities Exchange Act of 1934 (Section 302 Certification).

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria (pursuant to Item 1122 of Regulation AB) concerning servicing activities of FNBO for the year ended December 31, 2018.

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria (pursuant to Item 1122 of Regulation AB) concerning servicing activities of the Trustee for the year ended December 31, 2018.

Exhibit 34.1	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of FNBO for the year ended December 31, 2018.

Exhibit 34.2	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of the Trustee for the year ended December 31, 2018.

Exhibit 35.1	Servicer Compliance Statement (pursuant to Item 1123 of Regulation AB) of FNBO for the year ended December 31, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuing Entity has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 2019	FIRST NATIONAL MASTER NOTE TRUST

	By:	First National Bank of Omaha, As Servicer of First National Master Note Trust

	By:	/s/ Timothy D. Hart
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