Form 10-K
period 2020-12-31
First National Master Note Trust; FIRST NATIONAL FUNDING LLC
filed 2021-03-25
CIK 1396730, 1171040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2020

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
(R)

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

In furtherance of the Second Circuit’s reversal and remand order, the district court in MDL 1720 appointed separate interim co-lead counsel for a Rule 23(b)(2) Putative Injunctive Relief Class and a Rule 23(b)(3) Putative Damages Class, and the parties resumed litigation activities. On September 17, 2018, certain of the parties entered into the Superseding and Amended Definitive Class Settlement Agreement of the Rule 23(b)(3) Class Plaintiffs and the Defendants (“Amended Settlement Agreement”). The terms of the Amended Settlement Agreement include: (a) a comprehensive release from the Rule 23(b)(3) Damages Class members (“Damages Class”) for liability arising out of the claims asserted in the litigation; (b) certain settlement payments to the Damages Class; and (c) distribution to the Damages Class merchants of a portion of interchange across all credit rate categories for a prior period of eight consecutive months. On September 10, 2018, the Rule 23(b)(3) Class Plaintiffs filed a Motion for Preliminary Approval of the Amended Settlement Agreement. The Court granted Preliminary Approval of the Amended Settlement Agreement on January 24, 2019. The hearing for final approval of the Amended Settlement Agreement was held on November 2, 2019. The Court issued its Order granting final approval of the Amended Settlement Agreement on December 13, 2019 (“Final Order”). Eight appeals have been filed with the U.S. Court of Appeals for the Second Circuit in response to the Final Order. As of the present date, the parties are concluding briefing, however, no hearing date has been established by the Second Circuit with respect to such appeals.

Litigation relating specifically to the injunctive relief claims raised by the Rule 23(b)(2) Putative Injunctive Relief Class in MDL 1720 is ongoing. The parties have concluded fact discovery to supplement the record evidence established through the initial discovery period which concluded in November 2008, and are currently engaged in expert discovery and motion practice. The parties continue to maintain an open and ongoing dialogue to explore any potential grounds for settlement.

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

Other Litigation Concerning the Credit Card Industry

Other antitrust lawsuits have been filed against VISA and MasterCard from time to time, including cases filed by merchants who elected to be excluded from/opt out of the initial 2012 settlement agreement referenced above and/or the Amended Settlement Agreement. FNBO has not been a party to any material suits; however, FNBO is a member of the MasterCard and VISA USA associations and these suits have been covered in the sharing agreements referred to above. While a number of these suits are ongoing, in each of these covered matters that have been settled to date, the VISA portion of the settlement payments have been made from the escrow created by VISA’s stock offerings, and the MasterCard portion has been paid in accordance with the MasterCard sharing agreements referenced above. In addition, ongoing settlement discussions and mediation activities continue with a number of opt-out Plaintiffs and opt-out Plaintiff groups.

U.S. Bank National Association, in its capacity as Indenture Trustee, has provided the following information for the purposes of complying with the requirements of Regulation AB:

“In the last several years, U.S. Bank National Association (“U.S. Bank”) and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage backed securities ("RMBS") trusts. The complaints, primarily filed by investors or investor groups against U.S. Bank and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts. Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default.

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

On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S. Bank National Association (“U.S. Bank”) in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student Loans. This lawsuit is captioned The National Collegiate Student Loan Master Trust I, et al. v. U.S. Bank National Association, et al., C.A. No. 2018-0167-JRS (Del. Ch.) (the “NCMSLT Action”). The complaint, as amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and special servicing of the Student Loans. Since the filing of the NCMSLT Action, certain Student Loan borrowers have made assertions against U.S. Bank concerning special servicing that appear to be based on certain allegations made on behalf of the DSTs in the NCMSLT Action.

U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are litigated. On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases. On January 21, 2020, the Court entered an order consolidating for pretrial purposes the NCMSLT Action and three other lawsuits pending in the Delaware Court of Chancery concerning the DSTs and the Student Loans, which remains pending.

U.S. Bank denies liability in the NCMSLT Action and believes it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs and that it has meritorious defenses. It has contested and intends to continue contesting the plaintiffs’ claims vigorously.”

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

The information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of FNBO and U.S. Bank National Association (the “Trustee”) (each, a “Servicing Participant”), has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to more than 5% of the pool assets held by the Trust. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the Trust’s fiscal year ending December 31, 2020, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K. Neither the Reports on Assessment nor the Attestation Reports have identified any material instances of noncompliance with the servicing criteria applicable to the Servicing Participants.

Item 1123 of Regulation AB. Servicer Compliance Statement.

FNBO has been identified by the registrant as a servicer during the reporting period with respect to the pool assets held by the Trust. FNBO has provided a Servicer Compliance Statement, signed by an authorized officer, and such Servicer Compliance Statement is attached as an exhibit to this Form 10-K.

EXHIBIT INDEX

Exhibit 3.1	Articles of Organization of First National Funding LLC (incorporated by reference to registrants’ registration statement filed on April 18, 2002, file no. 333-86574-01)
Exhibit 3.2	Operating Agreement of First National Funding LLC, dated as of October 24, 2002 (incorporated by reference to registrants’ Form 8-K filed on November 4, 2002, file no. 333-86574-01)
Exhibit 4.1	Second Amended and Restated Master Indenture, dated as of September 23, 2016, between First National Master Note Trust and U.S. Bank National Association (incorporated by reference from registrants’ Form 8-K filed on September 28, 2016, file no. 333- 209738)
Exhibit 4.2	Omnibus Instrument of Appointment and Acceptance of U.S. Bank National Association As Successor Indenture Trustee, dated as of June 18, 2013, among U.S. Bank National Association, The Bank of New York Mellon Trust Company, N.A. and First National Master Note Trust and acknowledged and accepted by First National Funding LLC and First National Bank of Omaha (incorporated by reference from registrants’ Form S-3 filed on July 24, 2013, file no. 333-190096)
Exhibit 4.3	Form of Indenture Supplement, including form of Notes (incorporated by reference from registrants’ Form 8-K filed on September 28, 2016, file no. 333- 209738)
Exhibit 4.4	Series 2017-2 Indenture Supplement dated as of October 19, 2017 between First National Master Note Trust and U.S. Bank National Association, as indenture trustee (incorporated by reference from registrants’ Form 8-K filed on October 19, 2017, file no. 333-209738)
Exhibit 4.5	Risk Retention Agreement dated as of October 19, 2017 by and among First National Bank of Omaha, First National Funding LLC and First National Master Note Trust (incorporated by reference from registrants’ Form 8-K filed on October 19, 2017, file no. 333-209738)
Exhibit 4.6	Series 2018-1 Indenture Supplement dated as of October 17, 2018 between First National Master Note Trust and U.S. Bank National Association, as indenture trustee (incorporated by reference from registrants’ Form 8-K filed on October 17, 2018, file no. 333-209738)
Exhibit 4.7	Risk Retention Agreement dated as of October 17, 2018 by and among First National Bank of Omaha, First National Funding LLC and First National Master Note Trust (incorporated by reference from registrants’ Form 8-K filed on October 17, 2018, file no. 333-209738)
Exhibit 4.8	Second Amended and Restated Transfer and Servicing Agreement, dated as of September 23, 2016, among First National Funding LLC, First National Bank of Omaha and First National Master Note Trust (incorporated by reference from registrants’ Form 8-K filed on September 28, 2016, file no. 333- 209738)
Exhibit 4.9	Second Amended and Restated Trust Agreement of First National Master Note Trust, dated as of September 23, 2016, between First National Funding LLC and Wilmington Trust Company (incorporated by reference from registrants’ Form 8-K filed on September 28, 2016, file no. 333209738)
Exhibit 4.10	Second Amended and Restated Administration Agreement, dated as of September 23, 2016, between First National Master Note Trust and First National Bank of Omaha (incorporated by reference from registrants’ Form 8-K filed on September 28, 2016, file no. 333- 209738)
Exhibit 4.11	Second Amended and Restated Receivables Purchase Agreement, dated as of September 23, 2016, between First National Bank of Omaha and First National Funding LLC (incorporated by reference from registrants’ Form 8-K filed on September 28, 2016, file no. 333- 209738)
Exhibit 4.12	Asset Representations Review Agreement, dated as of September 23, 2016, among First National Bank of Omaha, First National Funding LLC, First National Master Note Trust and FTI Consulting, Inc. (incorporated by reference from registrants’ Form 8-K filed on September 28, 2016, file no. 333- 209738)
Exhibit 31.1	Certification pursuant to Rule 13a-14(d)/ 15d–14(d) of the Securities Exchange Act of 1934 (Section 302 Certification).

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria (pursuant to Item 1122 of Regulation AB) concerning servicing activities of FNBO for the year ended December 31, 2020.
Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria (pursuant to Item 1122 of Regulation AB) concerning servicing activities of the Trustee for the year ended December 31, 2020.
Exhibit 34.1	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of FNBO for the year ended December 31, 2020.
Exhibit 34.2	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of the Trustee for the year ended December 31, 2020.
Exhibit 35.1	Servicer Compliance Statement (pursuant to Item 1123 of Regulation AB) of FNBO for the year ended December 31, 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuing Entity has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 25, 2021	FIRST NATIONAL MASTER NOTE TRUST

	By:	First National Bank of Omaha,
As Servicer of First National Master Note Trust

	By:	/s/ Anthony R. Cerasoli
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