Form 10-K/A
period 2020-12-31
First National Master Note Trust
filed 2021-04-12
CIK 1396730

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

Central Index Key of Sponsor: 0000036644

FIRST NATIONAL BANK OF OMAHA
(Exact name of Sponsor as specified in its charter)

Nebraska	Not Applicable

(State or other jurisdiction of incorporation or organization of	(IRS Employer Identification No. of Issuing
Issuing Entity)	Entity)

1620 Dodge Street, Stop Code 3271, Omaha, Nebraska	68197

(Address of principal executive offices of Issuing Entity)	(Zip Code)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is being filed to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (“Original Form 10-K”), filed with the U.S. Securities and Exchange Commission on March 25, 2021 (“Original Filing Date”). The purpose of this Amendment No. 1 is to amend Exhibits 33.1 and 35.1 to correct the date each was signed.

Except as described above, this Amendment No. 1 does not modify or update in any way Original Form 10-K, nor does it reflect events occurring after the Original Filing Date . Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

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

Dated: April 9, 2021	FIRST NATIONAL MASTER NOTE TRUST

	By:	First National Bank of Omaha,
As Servicer of First National Master Note Trust

	By:	/s/ Anthony R. Cerasoli
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