Form 10-K
period 2024-12-31
First National Master Note Trust; FIRST NATIONAL FUNDING LLC
filed 2025-03-21
CIK 1396730, 1171040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2024

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

Central Index Key of Sponsor: 0000036644

FIRST NATIONAL BANK OF OMAHA
(Exact name of Sponsor as specified in its charter)

Nebraska	Not Applicable

(State or other jurisdiction of incorporation or organization of	(IRS Employer Identification No. of Issuing
Issuing Entity)	Entity)

1620 Dodge Street, Stop Code 3201, Omaha, Nebraska	68197

(Address of principal executive offices of Issuing Entity)	(Zip Code)

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

On September 27, 2021, the Court granted Plaintiffs’ motion for class certification and certified a Rule 23(b)(2) mandatory, non-opt out Equitable Relief Class. On March 24, 2024, certain of the parties entered into the Class Settlement Agreement of the Rule 23(b)(2) Class Plaintiffs and the Defendants (“Rule 23(b)(2) Class Settlement Agreement”). The terms of the Rule 23(b)(2) Settlement Agreement include: (a) reduced credit interchange rates for U.S. merchants; (b) a five year cap prohibiting increases of the reduced credit interchange rates; (c) funding for a Merchant Education Program intended to educate small businesses about payment acceptance options and how best to manage costs; and (d) enhanced merchant flexibility at the point of sale, including the opportunity to steer to preferred payment methods and more optionality around surcharging. On March 26, 2024, Rule 23(b)(2) Class Plaintiffs filed a Motion for Preliminary Approval of Settlement, and the Court subsequently scheduled a hearing on the Rule 23(b)(2) Class Plaintiffs’ Motion for Preliminary Approval of Settlement for June 13, 2024. On June 25, 2024, the Court issued an Order denying the Rule 23(b)(2) Class Plaintiffs’ Motion for Preliminary Approval of Settlement, finding that it was unlikely to hold that the factors enumerated in Rule 23(e)(2) would weigh in favor of final settlement approval.

Between July 12 and July 18, 2024, several of the suits consolidated for pretrial proceedings in MDL 1720 and venued in the United States District Court for the Eastern District of New York were remanded to their transferor courts for further proceedings up to and through trial. More specifically:

•	Grubhub Holdings Inc. v. Visa Inc., No. 19 07273, was remanded to the United States District Court for the Northern District of Illinois on July 12, 2024. The transferor court continues to review pleadings submitted by the parties in MDL 1720 and has not yet scheduled a trial.

•	Target Corporation v. Visa Inc., No. 13 03477, and 7 Eleven, Inc. v. Visa, Inc., No. 13 04442, were each remanded to the United States District Court for the Southern District of New York on July 17, 2024. The transferor court has ordered that a bellwether trial of six plaintiffs—three from the Target action and three from the 7 Eleven action—will commence on October 20, 2025.

Pursuant to accounting guidance on guarantees, FNBO, as part of the contingent litigation accrual, has recorded on its books the fair value of its potential obligations under the additional contracts it entered into in 2010, as amended and referred to above. This liability is subject to significant estimation risk and may materially change. Furthermore, management cannot predict with any degree of certainty how the final outcome of MDL 1720 and the above civil actions may impact the broader credit card industry, and in this regard, FNBO.

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of FNBO and U.S. Bank Trust Company, National Association (the “Trustee”) (each, a “Servicing Participant”), has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to more than 5% of the pool assets held by the Trust. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the Trust’s fiscal year ending December 31, 2024, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K. Neither the Reports on Assessment nor the Attestation Reports have identified any material instances of noncompliance with the servicing criteria applicable to the Servicing Participants.

Item 1123 of Regulation AB. Servicer Compliance Statement.

FNBO has been identified by the registrant as a servicer during the reporting period with respect to the pool assets held by the Trust. FNBO has provided a Servicer Compliance Statement, signed by an authorized officer, and such Servicer Compliance Statement is attached as an exhibit to this Form 10-K.

EXHIBIT INDEX

Exhibit 3.1	Articles of Organization of First National Funding LLC (incorporated by reference to registrants’ registration statement filed on April 18, 2002, file no. 333-86574-01)

Exhibit 3.2	Operating Agreement of First National Funding LLC, dated as of October 24, 2002 (incorporated by reference to registrants’ Form 8-K filed on November 4, 2002, file no. 333-86574-01)

Exhibit 4.1	Second Amended and Restated Master Indenture, dated as of September 23, 2016, between First National Master Note Trust and U.S. Bank National Association (incorporated by reference from registrants’ Form 8-K filed on September 28, 2016, file no. 333- 209738)

Exhibit 4.2	First Amendment to Second Amended and Restated Master Indenture, dated as of April 27, 2023, between First National Master Note Trust and U.S. Bank Trust Company, National Association, as indenture trustee (incorporated by reference from registrants’ Form 8-K filed on April 27, 2023, file no. 333-1396730)

Exhibit 4.3	Second Amendment to Second Amended and Restated Master Indenture, dated as of September 22, 2023, between First National Master Note Trust and U.S. Bank Trust Company, National Association, as indenture trustee (incorporated by reference from registrants’ Form 8-K filed on September 22, 2023, file no. 333-1396730)

Exhibit 4.4	Omnibus Instrument of Appointment and Acceptance of U.S. Bank National Association As Successor Indenture Trustee, dated as of June 18, 2013, among U.S. Bank National Association, The Bank of New York Mellon Trust Company, N.A. and First National Master Note Trust and acknowledged and accepted by First National Funding LLC and First National Bank of Omaha (incorporated by reference from registrants’ Form S-3 filed on July 24, 2013, file no. 333-190096)

Exhibit 4.5	Form of Indenture Supplement, including form of Notes (incorporated by reference from registrants’ Amendment No. 1 to Form SF-3 filed on August 5, 2022, file no. 333- 265964)

Exhibit 4.6	Series 2023-1 Indenture Supplement, dated as of April 27, 2023, between First National Master Note Trust and U.S. Bank Trust Company, National Association, as indenture trustee (incorporated by reference from registrants’ Form 8-K filed on April 27, 2023, file no. 333-1396730)

Exhibit 4.7	Risk Retention Agreement, dated as of April 27, 2023, by and among First National Bank of Omaha, First National Funding LLC and First National Master Note Trust (incorporated by reference from registrants’ Form 8-K filed on April 27, 2023, file no. 333-1396730)

Exhibit 4.8	Series 2023-2 Indenture Supplement, dated as of September 22, 2023, between First National Master Note Trust and U.S. Bank Trust Company, National Association, as indenture trustee (incorporated by reference from registrants’ Form 8-K filed on September 22, 2023, file no. 333-1396730)

Exhibit 4.9	Risk Retention Agreement, dated as of September 22, 2023, by and among First National Bank of Omaha, First National Funding LLC and First National Master Note Trust (incorporated by reference from registrants’ Form 8-K filed on September 22, 2023, file no. 333-1396730)

Exhibit 4.10	Series 2024-1 Indenture Supplement, dated as of May 29, 2024, between First National Master Note Trust and U.S. Bank Trust Company, National Association, as indenture trustee (incorporated by reference from registrants’ Form 8-K filed on May 29, 2024, file no. 333-1396730)

Exhibit 4,11	Risk Retention Agreement, dated as of May 29, 2024, by and among First National Bank of Omaha, First National Funding LLC and First National Master Note Trust (incorporated by reference from registrants’ Form 8-K filed on May 29, 2024, file no. 333-1396730)

Exhibit 4.12	Series 2025-1 Indenture Supplement, dated as of February 19, 2025, between First National Master Note Trust and U.S. Bank Trust Company, National Association, as indenture trustee (incorporated by reference from registrants’ Form 8-K filed on February 19, 2025, file no. 333-1396730)

Exhibit 4,13	Risk Retention Agreement, dated as of February 19, 2025, by and among First National Bank of Omaha, First National Funding LLC and First National Master Note Trust (incorporated by reference from registrants’ Form 8-K filed on February 19, 2025, file no. 333-1396730)

Exhibit 4.14	Second Amended and Restated Transfer and Servicing Agreement, dated as of September 23, 2016, among First National Funding LLC, First National Bank of Omaha and First National Master Note Trust (incorporated by reference from registrants’ Form 8-K filed on September 28, 2016, file no. 333- 209738)

Exhibit 4.15	Second Amended and Restated Trust Agreement of First National Master Note Trust, dated as of September 23, 2016, between First National Funding LLC and Wilmington Trust Company (incorporated by reference from registrants’ Form 8-K filed on September 28, 2016, file no. 333-209738)

Exhibit 4.16	Second Amended and Restated Administration Agreement, dated as of September 23, 2016, between First National Master Note Trust and First National Bank of Omaha (incorporated by reference from registrants’ Form 8-K filed on September 28, 2016, file no. 333- 209738)

Exhibit 4.17	Second Amended and Restated Receivables Purchase Agreement, dated as of September 23, 2016, between First National Bank of Omaha and First National Funding LLC (incorporated by reference from registrants’ Form 8-K filed on September 28, 2016, file no. 333- 209738)

Exhibit 4.18	Asset Representations Review Agreement, dated as of September 23, 2016, among First National Bank of Omaha, First National Funding LLC, First National Master Note Trust and FTI Consulting, Inc. (incorporated by reference from registrants’ Form 8-K filed on September 28, 2016, file no. 333- 209738)

Exhibit 31.1	Certification pursuant to Rule 13a-14(d)/ 15d–14(d) of the Securities Exchange Act of 1934 (Section 302 Certification).

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria (pursuant to Item 1122 of Regulation AB) concerning servicing activities of FNBO for the year ended December 31, 2024.

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria (pursuant to Item 1122 of Regulation AB) concerning servicing activities of the Trustee for the year ended December 31, 2024.

Exhibit 34.1	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of FNBO for the year ended December 31, 2024.

Exhibit 34.2	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of the Trustee for the year ended December 31, 2024.

Exhibit 35.1	Servicer Compliance Statement (pursuant to Item 1123 of Regulation AB) of FNBO for the year ended December 31, 2024.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuing Entity has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 21, 2025	FIRST NATIONAL MASTER NOTE TRUST

	By:	First National Bank of Omaha, As Servicer of First National Master Note Trust

	By:	/s/ Anthony R. Cerasoli
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