Form 10-K
period 2025-12-31
First National Master Note Trust; FIRST NATIONAL FUNDING LLC
filed 2026-03-24
CIK 1396730, 1171040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2025

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

Central Index Key of Sponsor: 0000036644

FIRST NATIONAL BANK OF OMAHA
(Exact name of Sponsor as specified in its charter)

Nebraska	Not Applicable
(State or other jurisdiction of incorporation or organization of	(IRS Employer Identification No. of Issuing
Issuing Entity)	Entity)

1601 Dodge Street, Stop Code 3201, Omaha, Nebraska	68197-3201
(Address of principal executive offices of Issuing Entity)	(Zip Code)

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

Item 1117 of Regulation AB. Legal Proceedings.

In re: Payment Card Fee and Merchant Discount Antitrust Litigation

Beginning in June 2005, several retail merchants filed lawsuits in federal courts, claiming to represent a class of similarly situated merchants, and alleging that Mastercard and VISA USA, together with their members, conspired to charge retailers excessive interchange in violation of federal antitrust laws. In October 2005, these suits were consolidated in re: Payment Card Fee and Merchant Discount Antitrust Litigation. The plaintiffs seek treble damages, injunctive relief, attorneys’ fees and costs.

On April 24, 2006, plaintiffs filed a first consolidated and amended complaint, naming First National Bank of Omaha and affiliates (the “Bank”), and others as defendants. The plaintiffs realleged the claims in their original complaints and further claimed that defendants violated federal and California antitrust laws by combining to impose certain fees and to adopt rules and practices of VISA USA and Mastercard that the plaintiffs contend constitute unlawful restraints of trade. In July 2007, the Bank entered into judgment and loss sharing agreements (the sharing agreements) with VISA USA and certain financial institutions to apportion financial responsibilities arising from any potential adverse judgment or settlement. In 2010, the Bank entered into additional contracts among the defendants relating to the apportionment of financial responsibilities which may arise from any potential adverse judgment or settlement. In 2015, the Bank and other defendants signed amendments to the above-referenced agreements to clarify and further define the scope of coverage for potential adverse judgments or settlements.

On October 19, 2012, the parties entered into a settlement agreement to resolve these claims. The court granted preliminary approval of the settlement agreement on November 9, 2012. The court entered the formal Class Settlement Order and Final Judgment on January 14, 2014 (the Order). A series of appeals were filed in response to the Order and on June 30, 2016, the U.S. Court of Appeals for the Second Circuit reversed the Order, vacated the lower court’s certification of the merchant class and remanded the case to the lower court for further proceedings not inconsistent with the Second Circuit’s order. On November 23, 2016, Class Plaintiffs filed a Petition for Writ of Certiorari with the U.S. Supreme Court seeking a review of the Second Circuit’s decision. On March 27, 2017, the U.S. Supreme Court issued an Order denying Class Plaintiffs’ Petition for Writ of Certiorari.

In furtherance of the Second Circuit’s reversal and remand order, the district court in MDL 1720 appointed separate interim co-lead counsel for a Rule 23(b)(2) Putative Injunctive Relief Class and a Rule 23(b)(3) Putative Damages Class, and the parties resumed litigation activities. On September 17, 2018, certain of the parties entered into the Superseding and Amended Definitive Class Settlement Agreement of the Rule 23(b)(3) Class Plaintiffs and the Defendants (Amended Settlement Agreement). The terms of the Amended Settlement Agreement include: (a) a comprehensive release from the Rule 23(b)(3) Damages Class members (Damages Class) for liability arising out of the claims asserted in the litigation; (b) certain settlement payments to the Damages Class; and (c) distribution to the Damages Class merchants of a portion of interchange across all credit rate categories for a prior period of eight consecutive months. On September 10, 2018, the Rule 23(b)(3) Class Plaintiffs filed a Motion for Preliminary Approval of the Amended Settlement Agreement. The Court granted Preliminary Approval of the Amended Settlement Agreement on January 24, 2019. The hearing for final approval of the Amended Settlement Agreement was held on November 7, 2019. The Court issued its order granting final approval of the Amended Settlement Agreement on December 13, 2019 (“Final Approval Order”). As part of the Final Approval Order, the District Court made clear its intent to appoint a Special Master to resolve franchisor/franchisee disputes regarding who may claim settlement funds. A limited number of appeals have been filed with the U.S. Court of Appeals for the Second Circuit in response to the Final Approval Order. The parties have concluded briefing and the Second Circuit held oral arguments on March 16, 2022.

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

Litigation relating specifically to the injunctive relief claims raised by the Rule 23(b)(2) Putative Injunctive Relief Class in MDL 1720 is ongoing. The 23(b)(2) class filed its motion for class certification on December 18, 2020. On September 27, 2021, the Court granted Plaintiffs’ motion for class certification and certified a Rule 23(b)(2) mandatory, non-opt-out Equitable Relief Class. On March 24, 2024, certain of the parties entered into the Class Settlement Agreement of the Rule 23(b)(2) Class Plaintiffs and the Defendants (“Rule 23(b)(2) Class Settlement Agreement”). The terms of the Rule 23(b)(2) Class Settlement Agreement included: (a) reduced credit interchange rates for U.S. merchants; (b) a five-year cap prohibiting increases of the reduced credit interchange rates; (c) funding for a Merchant Education Program intended to educate small businesses about payment acceptance options and how best to manage costs; and (d) enhanced merchant flexibility at the point-of-sale, including the opportunity to steer to preferred payment methods and more optionality around surcharging.

On March 26, 2024, Rule 23(b)(2) Class Plaintiffs filed a Motion for Preliminary Approval of Settlement, and the Court subsequently scheduled a hearing on the Rule 23(b)(2) Class Plaintiffs’ Motion for Preliminary Approval of Settlement for June 13, 2024. On June 25, 2024, the Court issued an Order denying the Rule 23(b)(2) Class Plaintiffs’ Motion for Preliminary Approval, finding that it was unlikely to hold that the factors enumerated in Rule 23(e)(2) would weigh in favor of final settlement approval. On November 10, 2025, the Rule 23(b)(2) Class Plaintiffs and Defendants entered into the Superseding and Amended Class Settlement Agreement of the Rule 23(b)(2) Class Plaintiffs and the Defendants (the “2025 Proposed Settlement”). The Rule 23(b)(2) Class Plaintiffs filed a motion for preliminary approval of the 2025 Proposed Settlement on November 10, 2025. The Court has not yet scheduled a hearing on the 23(b)(2) Class Plaintiffs’ motion for preliminary approval.

The 2025 Proposed Settlement includes, among other things, (i) a release for Visa, Mastercard, and the bank defendants from class members for claims for declaratory, injunctive, or equitable relief arising out of conduct alleged by the Rule 23(b)(2) class plaintiffs in the litigation that have accrued or accrue in the future during the term of the Settlement Agreement; (ii) provisions requiring reductions and caps on U.S. credit interchange rates; (iii) provisions requiring modifications to rules in the U.S. that, among other things, will allow merchants to accept one or more categories of Visa or Mastercard credit cards (e.g., standard, premium, commercial), and to impose a surcharge on credit transactions at the “Brand Level” or the “Product Level” up to a certain amount; (iv) provisions requiring a $21 million fund for a third party to educate merchants about these changes to Visa’s and Mastercard’s rules and to facilitate merchants’ forming collective buying groups, (v) provisions requiring a $4.5 million fund for independent auditor expenses in connection with monitoring the interchange rate reductions and caps noted above, and (vi) provisions requiring up to $206 million for attorneys’ fees and expenses.

The financial statements include management’s estimate of the Bank’s proportionate obligation associated with the ultimate disposition of this litigation. This liability is subject to significant estimation risk and may materially change. Furthermore, management cannot predict with any degree of certainty how the final outcome of this litigation may impact the broader credit card industry, and in this regard, the Bank.

Other Covered Litigation

Other antitrust lawsuits have been filed against VISA and Mastercard from time to time, including cases filed by merchants who elected to be excluded from/opt out of the initial 2012 settlement agreement referenced above and/or the Amended Settlement Agreement. Between July 12 and July 18, 2024, several of these suits, which were consolidated for pretrial proceedings in MDL 1720 and venued in the United States District Court for the Eastern District of New York, were remanded to their transferor courts for further proceedings up to and through trial. More specifically:

•	Target Corporation v. Visa Inc., No. 13-03477, and 7-Eleven, Inc. v. Visa, Inc., No. 13-04442, were each remanded to the United States District Court for the Southern District of New York on July 17, 2024. The transferor court has ordered that a trial of six plaintiffs—three from the Target action and three from the 7-Eleven action—will commence on April 20, 2026. An agreement in principle has been reached in the Target and 7_Eleven cases referenced above.

•	Grubhub Holdings Inc. v. Visa Inc., No. 19-07273, was remanded to the United States District Court for the Northern District of Illinois on July 12, 2024. The transferor court has ordered that trial will commence on September 22, 2026.

The Bank has not been a named party to these (or any other) material suits; however, the Bank is a member of the Mastercard and VISA USA associations and these suits have been covered in the sharing agreements referred to above. While these suits remain ongoing, Mastercard and VISA have settled or reached agreements in principle to settle with several of the plaintiffs in each action. When a settlement is reached with VISA, the VISA portion of the settlement payments have been made from the escrow created by VISA’s stock offerings. When a settlement is reached with Mastercard, the Mastercard portion has been paid in accordance with the Mastercard sharing agreements referenced above. Settlement discussions and mediation activities continue in these actions.

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of FNBO and U.S. Bank Trust Company, National Association (the “Trustee”) (each, a “Servicing Participant”), has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to more than 5% of the pool assets held by the Trust. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the Trust’s fiscal year ending December 31, 2025, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K. Neither the Reports on Assessment nor the Attestation Reports have identified any material instances of noncompliance with the servicing criteria applicable to the Servicing Participants.

Item 1123 of Regulation AB. Servicer Compliance Statement.

FNBO has been identified by the registrant as a servicer during the reporting period with respect to the pool assets held by the Trust. FNBO has provided a Servicer Compliance Statement, signed by an authorized officer, and such Servicer Compliance Statement is attached as an exhibit to this Form 10-K.

EXHIBIT INDEX

Exhibit 3.1	Articles of Organization of First National Funding LLC (incorporated by reference to registrants’ registration statement filed on April 18, 2002, file no. 333-86574-01)

Exhibit 3.2	Operating Agreement of First National Funding LLC, dated as of October 24, 2002 (incorporated by reference to registrants’ Form 8-K filed on November 4, 2002, file no. 333-86574-01)

Exhibit 4.1	Second Amended and Restated Master Indenture, dated as of September 23, 2016, between First National Master Note Trust and U.S. Bank National Association (incorporated by reference from registrants’ Form 8-K filed on September 28, 2016, file no. 333-140273-01)

Exhibit 4.2	First Amendment to Second Amended and Restated Master Indenture, dated as of April 27, 2023, between First National Master Note Trust and U.S. Bank Trust Company, National Association, as indenture trustee (incorporated by reference from registrants’ Form 8-K filed on April 27, 2023, file no. 333-140273-01)

Exhibit 4.3	Second Amendment to Second Amended and Restated Master Indenture, dated as of September 22, 2023, between First National Master Note Trust and U.S. Bank Trust Company, National Association, as indenture trustee (incorporated by reference from registrants’ Form 8-K filed on September 22, 2023, file no. 333-140273-01)

Exhibit 4.4	Omnibus Instrument of Appointment and Acceptance of U.S. Bank National Association As Successor Indenture Trustee, dated as of June 18, 2013, among U.S. Bank National Association, The Bank of New York Mellon Trust Company, N.A. and First National Master Note Trust and acknowledged and accepted by First National Funding LLC and First National Bank of Omaha (incorporated by reference from registrants’ Form S-3 filed on July 24, 2013, file no. 333-190096)

Exhibit 4.5	Form of Indenture Supplement, including form of Notes (incorporated by reference from registrants’ Amendment No. 1 to Form SF-3 filed on August 5, 2022, file no. 333- 265964)

Exhibit 4.6	Series 2023-1 Indenture Supplement, dated as of April 27, 2023, between First National Master Note Trust and U.S. Bank Trust Company, National Association, as indenture trustee (incorporated by reference from registrants’ Form 8-K filed on April 27, 2023, file no. 333-140273-01)

Exhibit 4.7	Risk Retention Agreement, dated as of April 27, 2023, by and among First National Bank of Omaha, First National Funding LLC and First National Master Note Trust (incorporated by reference from registrants’ Form 8-K filed on April 27, 2023, file no. 333-140273-01)

Exhibit 4.8	Series 2023-2 Indenture Supplement, dated as of September 22, 2023, between First National Master Note Trust and U.S. Bank Trust Company, National Association, as indenture trustee (incorporated by reference from registrants’ Form 8-K filed on September 22, 2023, file no. 333-140273-01)

Exhibit 4.9	Risk Retention Agreement, dated as of September 22, 2023, by and among First National Bank of Omaha, First National Funding LLC and First National Master Note Trust (incorporated by reference from registrants’ Form 8-K filed on September 22, 2023, file no. 333-140273-01)

Exhibit 4.10	Series 2024-1 Indenture Supplement, dated as of May 29, 2024, between First National Master Note Trust and U.S. Bank Trust Company, National Association, as indenture trustee (incorporated by reference from registrants’ Form 8-K filed on May 29, 2024, file no. 333-140273-01)

Exhibit 4.11	Risk Retention Agreement, dated as of May 29, 2024, by and among First National Bank of Omaha, First National Funding LLC and First National Master Note Trust (incorporated by reference from registrants’ Form 8-K filed on May 29, 2024, file no. 333-140273-01)

Exhibit 4.12	Series 2025-1 Indenture Supplement, dated as of February 19, 2025, between First National Master Note Trust and U.S. Bank Trust Company, National Association, as indenture trustee (incorporated by reference from registrants’ Form 8-K filed on February 19, 2025, file no. 333-140273-01)

Exhibit 4,13	Risk Retention Agreement, dated as of February 19, 2025, by and among First National Bank of Omaha, First National Funding LLC and First National Master Note Trust (incorporated by reference from registrants’ Form 8-K filed on February 19, 2025, file no. 333-140273-01)

Exhibit 4.14	Second Amended and Restated Transfer and Servicing Agreement, dated as of September 23, 2016, among First National Funding LLC, First National Bank of Omaha and First National Master Note Trust (incorporated by reference from registrants’ Form 8-K filed on September 28, 2016, file no. 333-140273-01)

Exhibit 4.15	Second Amended and Restated Trust Agreement of First National Master Note Trust, dated as of September 23, 2016, between First National Funding LLC and Wilmington Trust Company (incorporated by reference from registrants’ Form 8-K filed on September 28, 2016, file no. 333-140273-01)

Exhibit 4.16	Second Amended and Restated Administration Agreement, dated as of September 23, 2016, between First National Master Note Trust and First National Bank of Omaha (incorporated by reference from registrants’ Form 8-K filed on September 28, 2016, file no. 333-140273-01)

Exhibit 4.17	Second Amended and Restated Receivables Purchase Agreement, dated as of September 23, 2016, between First National Bank of Omaha and First National Funding LLC (incorporated by reference from registrants’ Form 8-K filed on September 28, 2016, file no. 333-140273-01)

Exhibit 4.18	Asset Representations Review Agreement, dated as of September 23, 2016, among First National Bank of Omaha, First National Funding LLC, First National Master Note Trust and FTI Consulting, Inc. (incorporated by reference from registrants’ Form 8-K filed on September 28, 2016, file no. 333-140273-01 )

Exhibit 31.1	Certification pursuant to Rule 13a-14(d)/ 15d–14(d) of the Securities Exchange Act of 1934 (Section 302 Certification).

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria (pursuant to Item 1122 of Regulation AB) concerning servicing activities of FNBO for the year ended December 31, 2025.

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria (pursuant to Item 1122 of Regulation AB) concerning servicing activities of the Trustee for the year ended December 31, 2025.

Exhibit 34.1	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of FNBO for the year ended December 31, 2025.

Exhibit 34.2	Independent Registered Public Accounting Firm Attestation Report concerning servicing activities of the Trustee for the year ended December 31, 2025.

Exhibit 35.1	Servicer Compliance Statement (pursuant to Item 1123 of Regulation AB) of FNBO for the year ended December 31, 2025.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuing Entity has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 23, 2026	FIRST NATIONAL MASTER NOTE TRUST

	By:	First National Bank of Omaha, As Servicer of First National Master Note Trust

	By:	/s/ Anthony R. Cerasoli
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